Form 10-K/A
period 2000-12-31
WELLS FARGO ASSET SEC CORP MORT PASS THR CERT SER 2000-5
filed 2002-07-29
CIK 1122784

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-65481-40

                         Wells Fargo Asset Securities Corporation
                         Mortgage Pass-Through Certificates
                         Series 2000-5 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2282102
                                   52-2282105
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Wells Fargo Asset Securities Corporation Series 2000-5 Trust established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller and Wells Fargo Bank Minnesota, National Association as Master Servicer and First Union National Bank as Trustee, pursuant to which the Wells Fargo Asset Securities Corpoation Series 2000-5 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000 and January 3, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Wells Fargo Asset Securities Corporation
Mortgage Pass-Through Certificates
Series 2000-5 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 10, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

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


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

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


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

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

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)


ERNST&YOUNG     (logo)




Ernst& Young LLP
200 One Shell Square
701 Poydras Street
New Orleans
Louisiana 70139-9869

Phone: (504) 581-4200
www.ey.com


       Report of Independent Accountants on Report on Management's Assertion
          on Compliance with Minimum Servicing Standards Set Forth in the
               Uniform Single Attestation Programfor Mortgage Bankers

         The Directors' Audit Committee
         Hibernia Corporation

         We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank
         (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

         Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

         In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

         This report is intended solely for the information and use of the Directors' Audit Committee, management, and the U.S. Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



         March 26, 2001


   EX-99.1 (b)

    Deloitte & Touche LLP
    Two Hilton Court
    P.O. Box 319
    Parsippany, New Jersey 07054-0319

    Tel: (973) 683 7000
    Fax: (973) 683 7459
    www.us.deloitte.com


    Deloitte   (logo)
    & Touche

     INDEPENDENT AUDITORS'REPORT


     Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated in all material respects.



     February 9, 2001

   EX-99.1 (c)

    PRICEWATERHOUSECOOPERS   (logo)




    PricewaterhouseCoopers LLP
    1441 Main Street, Suite 705
    Columbia SC 29201
    Telephone (803) 779 0930

                        Report of Independent Accountants

    To the Board of Directors and Stockholder of Fleet Mortgage Corp.

    We have examined management's assertion about Fleet Mortgage Corp. and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    March 2, 2001

   EX-99.1 (d)

    Grant Thornton (logo)

    Accountants and
    Management Consultants
    Grant Thornton LLP
    The US Member Firm of
    Grant Thornton International




                              Independent Accountant's Report


         To Lighthouse Financial Services, Inc.


         We have examined management's assertion about Lighthouse Financial Services, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers(USAP) as of and for the year ended September 30, 2000 included in the accompanying management assertion. Management is responsible for Lighthouse Financial Services, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

         Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Lighthouse Financial Services, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Lighthouse Financial Services, Inc.'s compliance with the minimum servicing standards.

         In our opinion, management's assertion that Lighthouse Financial Services, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2000 is fairly stated, in all material respects.

         Cincinnati, Ohio
         November 15, 2000

   EX-99.1 (e)

    ERNST & YOUNG   (logo)

    Ernst & Young LLP
    Sears Tower
    233 South Wacker Drive
    Chicago, Illinois 60606-6301
    Phone: (312) 879-2000
    www.ey.com

                   Report on Management's Assertion on Compliance
                 with Minimum Servicing Standards Set Forth in the
               Uniform Single Attestation Program for Mortgage Bankers

                         Report of Independent Accountants


      Board of Directors
      ABN AMRO North America, Inc.

      We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncompliance with the minimum servicing standard for escrow funds and custodial bank and related clearing account reconciliations, Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ARN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
      (USAP) during the year ended December 31, 2000. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

      Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

      In our opinion, management's assertion that, except for noncompliance with the minimum servicing standard for escrow funds and custodial bank and related clearing account reconciliations, AAMG complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

      This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used by anyone other than these specified parties.


      Ernst & Young LLP
      January 22, 2001

      Ernst & Young LLP is a member of Ernst & Young International, Ltd.



   EX-99.1 (f)

   KPMG (logo)
   1660 International Drive
   McLean, VA 22102



                           Independent Auditors' Report


    The Board of Directors
    First Nationwide Mortgage Corporation:


    We have examined management's assertion about First Nationwide Mortgage Corporation's (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as
    we considered  necessary in the circumstances.   We believe that our
    examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    January 16, 2001


   EX-99.1 (g)

    ARTHURANDERSEN  (logo)




    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To SunTrust Mortgage, Inc.:

    We have examined management's assertion about SUNTRUST MORTGAGE, INC.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") and that the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $ 100,000,000 and $28,500,000, respectively, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about the entity's compliance with the minimum servicing standards and maintenance of a fidelity bond and errors and omissions policy based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $ 100,000,000 and $28,500,000, respectively, as of and for the year ended December 31, 2000 is fairly stated in all material respects.



    Atlanta, Georgia
    February 2, 2001

   EX-99.1 (h)

ERNST&YOUNG  (logo)

Ernst&Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215

Phone: (614) 224-5678
Fax:   (614) 222-3939



                         Report of Independent Accountants


        Board of Directors
        The Huntington Mortgage Company

        We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company
        (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

        Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements,

        In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2000 is fairly stated, in all material respects.

        This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

        March 6, 2001



   EX-99.2 (a)



HIBERNIA (logo)
MEMBER FDIC



MANAGEMENT ASSERTION


As of and for the period ended December 31, 2000, Hibernia National Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). As of and for this same period, Hibernia National Bank had in effect a fidelity bond and errors and omissions policy. Refer to the enclosed certificates for the specific amounts.




Gerald J. Lachney
Assistant Vice President



September 13, 2001

HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, Los Angeles 70821 * 225-381-2000



EX-99.2 (b)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT  (logo)
Mortgage

As of and for the year ended December 31, 2000, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation


Terence W.Edwards
President and Chief Executive Officer


Martin Foster
Vice President Servicing Management Group


   EX-99.2 (c)

Fleet
Mortgage     (logo)
1333 Main Street
Columbia, SC 29201
803 929.7900 tel
803 929.7107 fax



                     Management's Assertion Concerning Compliance
                          with USAP Minimum Servicing Standards

March 2, 2001

As of and for the year ended December 31, 2000, Fleet Mortgage Corp. and its subsidiaries (the "company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy of $1000,000,000 and $20,000,000 respectively.


Michael J. Torke
Chief Executive Officer and President


William B. Naryka
Executive Vice President, Chief Financial Officer


Robert A. Rosen
Executive Vice President of Loan Servicing



   EX-99.2 (d)



                          LIGHTHOUSE   (logo)



 As of and for the year ended September 30, 2000, Lighthouse Financial Services, Inc. has complied in all material respects with the minimum serviving standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, Lighthouse Financial Services, Inc. had in effect a fidelity bond and erros and ommissions policy in the amount of $1,000,000.00



 Jerry T. Caldwell, Cheif Executive Officer



   EX-99.2 (e)

    ABN-AMRO

    ABN AMRO Mortgage Group, Inc.
    4242 North Harlem Avenue
    Norridge, Illinois 60706-1204
    (708) 456-0400

    Affiliates:
    LaSalle Bank
    LaSalle Home Mortgage
    Standard Federal Bank


    Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

    Report of Management

    We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in The Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

    Escrow funds were not returned to mortgagors within 30 calendar days of loan payoff for 1 out of the 45 tested.

    Custodial bank and related clearing account reconciliations contained items which were not resolved within 90 calendar days of their original identification for 4 out of the 120 tested.

    As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount $25,000,000.

    Stanley Rhodes
    President

    Richard Geary
    Group Senior Vice President



   EX-99.2 (f)

Management Assertion

As of and for the year ended December 31, 2000, First Nationwide Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $125 million and $120 million, respectively.








Signature




Executive Vice President
Title


03-12-01
Date



   EX-99.2 (g)

            SunTrust Mortgage, Inc.
            Post Office Box 26149
            Richmond. VA 23260-6149
            1-800-634-7928

            SUNTRUST   (logo)


            February 10, 2000


            Arthur Andersen LLP
            133 Peachtree Street, NE
            Atlanta, GA 30303


            Dear Sirs:

            As of and for the year ended December 31, 2000, SunTrust Mortgage, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, SunTrust Mortgage, Inc. had in effect a fidelity bond and errors and omissions policy in the amounts of $100,000,000 and $28,500,000 respectively.

            Sincerely,

            Ralph B. Carrigan
            Executive Vice President


   EX-99.2 (h)

Huntington
Mortgage
Company  (logo)


Report of Management



We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond in the amount of $70,000,000 and an errors and omissions policy in the amount of $10,000,000.





Thomas J. Finnegan III
President and Chief Executive Officer




Irving A. Adler
Senior Vice President




March 6, 2001





   EX-99.3 (a)


     HIBERNIA   (logo)
     MEMBER FDIC

     Wells Fargo Bank Minnesota, N.A.
     11000 Broken Land Parkway
     Columbia, MD 21044-3562
     Attention: Master Servicing
     RE: Officer's Certificate


     Dear Master Servicer:


     The undersigned Officer certifies the following for the 2000 fiscal year:

     (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

     (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

     (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

     (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

     (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

    (F) All Custodial Accounts have been reconciled and are properly funded; and

    (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

     Certified By:


     Officer


     Sr. Vice President
     Title


     3/30/01
     Date

   EX-99.3 (b)

    CENDANT   (logo)
    Mortgage



    May 11, 2001

    Wells Fargo
    11000 Broken Land Parkway
    Columbia, MD 21044

    RE: Officer's Certificate
         Annual Certification

    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 calendar year.

    a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide
        and to the best of my   knowledge,  the  Servicer  has fulfilled all
        of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo;

    b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

    c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;


    d) To the best of my knowledge, all premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

    e) To the best of my knowledge, all real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

    f) To the best of my knowledge, all Custodial Accounts have been reconciled and are properly funded; and

    g) To the best of my knowledge, all annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified by:


    Officer - Marc J. Hinkle

    Vice President - Loan Servicing
    Title

    5/11/2001
    Date


   EX-99.3 (c)

    Wells Fargo Bank Minnesota., N.A,
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:


    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank
        Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

    (F) All Custodial Accounts have been reconciled and are properly funded; and

    (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H,6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.




    Certified By:



    Officer



    Title



    Date


   EX-99.3 (d)




                               LIGHTHOUSE  (logo)


         Annual Officer Certification


         The undersigned Servicing Officer certifies the following for the fiscal year ended 9/30/00:

         a. All premiums for each Standard Hazard Insurance Policy, Flood Insurance Policy (if any) and FHA Certificate of Mortgage Insurance (if any), with respect to each Mortgage Loan and each Mortgaged Property, have been paid and all such insurance policies are in full force and effect.

         b. All accrued and unpaid real estate taxes, governmental assessments and any other expenses which if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid in respect of any Mortgage Property, the reason for the non-payment and what action the Servicer will take to assure payment.

        c. The Officer signing such certificate has reviewed the activities and performance during the preceding fiscal year and, to the best of such Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Guide throughout such year, or, if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof.

        d. As to each FHA Loan and VA Loan, the Servicer had fulfilled and complied with all obligations and conditions to be fulfilled and complied with by mortqage loan Servicers pursuant to FHA Regulations and VA Regulations, respectively.

        e. Such Officer has confirmed that the Fidelity Bonds, the Errors and Omissions Insurance Policy and other bonds required by Section 2.25 of the Servicing Guide are in full force and effect. Servicer certifies that none of its principal officers have been removed from coverage.

        f. The Servicer has complied with the Internal Revenue Servicers'(IRS) requirements for reporting the receipt of $600 or more of interest payments from a mortgagor, for Filing Statements for Recipients of Miscellaneous Income (IRS Form 1099-MISC) to report payment of fees to attorneys for handling liquidation proceedings, and filed notices of Acquisition or Abandonment of Secured Property (IRS
             Form 1099-A) to report the acquisition of a property by foreclosure or acceptance of a deed-in-lieu or by a mortgagor's abandonment of a property.


        g. The Servicer has made all of the required interest rate and/or monthly payment adjustments for the ARMS and GPARMs that it services, and adjustments were made in accordance with the mortgage terms.

        h. All mortgagors insured under FHA Section 235 have been sent their annual recertification related to occupancy, income, employment and family composition.

        i. The Servicer has complied with any laws, regulations, contracts that require them to pay interest on mortgagors' escrow deposit accounts.

        j. The Servicer has reported all 90-day delinquencies, completed foreclosures, accepted deed-in-lieu, and reinstated mortgages to the major credit repositories in accordance with FUNB, FNMA, FHLMC, FHA, VA and MI reporting requirements.

        k. The Servicer has complied with 12 USC Section 17OIX, which requires Servicer to notify eligible delinquent mortgagors whose mortgages are secured by single-family properties of the availability of home ownership counseling services offered by the Servicer or approved non-profit organizations that can assist them in becoming current in their monthly payments and in obtaining information about other aspects of financial management.

        l. The Servicer maintains a Disaster Recovery Plan to ensure the servicing operations comply with Federal requirements.

        m. The Servicers' employment practices, policies and programs comply with the requirements of Executive Order 11246 as it relates to equal employment opportunity and nondiscrimination against disabled veterans, veterans of the Vietnam era, and handicapped individuals.

        n. The Servicer is properly licensed (or otherwise authorized) to service mortgages in each of the jurisdictions in which it does business, if the jurisdiction requires licensing or authorization for mortgage servicers; the Servicer is in full compliance with any and all federal, state, or local jurisdictional regulations that apply to its servicing business practices.

        I certify that enclosed are the following items, as required by the
          Guide:


          1. Annual Financial Statement for Servicer and Parent, along with Independent Auditor's Report;
          2. Independent Public Accountant's Certification (Uniform Single Audit Letter);
          3. HUD Annual Compliance Letter;
          4. GNMA Annual Compliance Letter, if applicable;
          5. GNMA/FNMA Net Worth Computation;
          6. FHLBB 1313 Report, if applicable;
          7. Annual Compliance Letter to United States Department of Housing and Urban Development - (if Servicer is approved by GNMA is an eligible Servicer of GNMA Mortgaged-Backed Securities);
          8. Proof of E&O and Fidelity Bond Insurance coverage;
          9. Copies of bank statements for each account maintained by the Servicer on behalf of First Union, with a complete reconciliation of the cash.



           [SERVICER'S NAME]


       Officer Name    Terry L. Rohlfing

       Officer Title   President

       Date            December 27, 2000



Lighthouse Financial Services  5 Office Park Road  P.O. Box 25000
Hilton Head Island, SC  29925  (843) 341-3000  Fax (843) 842-2444

LIGHTHOUSE FINANCIAL SERVICES, INC * LIGHTHOUSE COMMUNITY BANK *
LIGHTHOUSE MORTGAGE CORPORATION * SUNBELT COMMERCIAL CAPITAL *
LIGHTHOUSE INVESTMENT ADVISORS * CARSWELL OF CAROLINA-LIGHTHOUSE


    EX-99.3 (e)


    ABN AMRO Mortgage Group, Inc.
    4242 North Harlem Avenue
    Norridge, Illinois 60706-1204
    (708) 456-0400

    Affiliates:
    LaSalle Bank
    LaSalle Home Mortgage
    Standard Federal Bank


    CERTIFICATE OF COMPLIANCE

    The undersigned, an officer of ABN AMRO Mortgage Group, Inc., (the "participant"), hereby certifies as follows:

    1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2000, with respect to performance under the

        and

    2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of it's obligations under this issue.

    In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2001.

    ABN AMRO Mortgage Group, Inc.

    By:
         Renee' B. Dettman
         Vice President

   EX-99.3 (f)


   1ST
   NATIONWIDE
   MORTGAGE   (logo)

   P.O. Box 9481
   Gaithersburg, MD 20898-9481


                Annual Certification for Fiscal Year Ending December 2000



    Dear Investor:


    First Nationwide Mortgage Corporation hereby certifies to the best of our knowledge and belief, the following:

         We paid (or received evidence of payment) all taxes and assessments, and other reportable/lienable items which affect the subject properties.

         We paid (or received evidence of payment) for flood or other casualty insurance in an amount and form sufficient to cover indebtedness.

         We paid FHA or conventional mortgage insurance premiums for the mortgages we service for you, as required.

         All required IRS reporting has been completed in connection with interest on escrow, interest paid by mortgagors in excess of $600.00 and information returns on foreclosure and abandoned properties for the year.

         We properly adjusted the interest rate on adjustable rate mortgages, as required by the note and rider.

         We completed all property inspections, as required by our Servicing Agreement.

         The required fidelity bond and errors and omissions coverages are in force.

         We properly applied all sums relating to principal, interest, taxes, and insurance.

         Funds received are placed in a separate trust account until disbursed.

         Interest on escrow is paid as required under applicable laws, regulations or contracts that require payment on the mortgagors' escrow deposit accounts.

         A review of the activities during the preceding calendar year and of the performance under the Servicing Agreement has been completed and based on that review, we have fulfilled all of the obligations under that agreement.


    Sincerely,



    Deborah S. Mace
    First Vice President




    5280 Corporate Drive, Frederick, MD 21703

   EX-99.3 (g)

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N-A.;

    (F) All Custodial Accounts have been reconciled and are properly funded; and

    (G) All annual reports of Forecloslure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:

    Officer

    Vice President
    Title

    March 26, 2001
    Date


   EX-99.3 (h)


    Huntington
    Mortgage   (logo)
    Company

                                  OFFICER'S CERTIFICATE


    Dear Master Servicer:



    The undersigned Officer certifies the following for the 2000 fiscal year:

    A I have reviewed the activities and performance of the Servicer during the proceeding fiscal year under the terms of the servicing agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform an of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

    B I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

    C I have confirmed that the Fidelity Bond, the Errors and omission Insurance policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    D All premiums for each Hazard insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    E All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if and such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

    F    All custodial Accounts have been reconciled and are properly funded;
         and

    G All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



    Certified By:

    Officer: Michael Greenwood

    Title: Vice President of Servicing

    7-10-01
    Date